Form 10-K
period 2025-12-31
BMO 2024-5C5 Mortgage Trust
filed 2026-03-31
CIK 2027304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  Effective as of November 25, 2025, LNR Partners, LLC was terminated as the special servicer under the BMO 2024-5C5 PSA (as defined in Item 15 below), and CWCapital Asset Management LLC has been appointed to act as the successor special servicer under the BMO 2024-5C5 PSA, as disclosed in the Current Report on Form 8-K filed on November 25, 2025 under Commission File No. 333-255934-14.

2.  The Stonebriar Centre mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Stonebriar Centre mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V9 PSA (as defined in Item 15 below).

3.  The iPark Norwalk mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The iPark Norwalk mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2024-5YR8 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK5 2024-5YR8 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-14.

4.  The 1812 North Moore mortgage loan, which represented approximately 3.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1812 North Moore mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V7 PSA (as defined in Item 15 below).

5.  The GNL Industrial Portfolio mortgage loan, which represented approximately 2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The GNL Industrial Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-5C4 PSA (as defined in Item 15 below).

6. The Westshore Crossing mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Westshore Crossing mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-5C29 PSA.

7.  The Park Parthenia mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Park Parthenia mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2024-5C1 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the WFCM 2024-5C1 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-14.

8.  The Lexmark mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Lexmark mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V6 PSA (as defined in Item 15 below).

9.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) 3650 REIT Loan Servicing LLC, as special servicer for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA, (ii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2024-5YR8 PSA, pursuant to which the Stonebriar Centre mortgage loan was serviced, (iii) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2024-5YR8 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced, (iv) K-Star Asset Management LLC, as special servicer for the 1813 North Moore mortgage loan under the Benchmark 2024-V7 PSA, (v) Argentic Services Company LP, as special servicer for the GNL Industrial Portfolio mortgage loan under the BMO 2024-5C4 PSA, (vi) KeyBank National Association, as master servicer under the BBCMS 2024-5C29 PSA, pursuant to which the Westshore Crossing mortgage loan is serviced, (vii) Argentic Services Company LP, as special servicer for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA, (viii) U.S. Bank Trust Company, National Association, as trustee under the BBCMS 2024-5C29 PSA, pursuant to which the Westshore Crossing mortgage loan is serviced on and after September 27, 2024, (ix) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Park Parthenia mortgage loan was serviced, (x) Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Park Parthenia mortgage loan is serviced, and (xi) Argentic Services Company LP, as special servicer for the Park Parthenia mortgage loan under the WFCM 2024-5C1 PSA, are not included in this report on Form 10-K because each of 3650 REIT Loan Servicing LLC, Wells Fargo Bank, National Association, Trimont LLC, K-Star Asset Management LLC, Argentic Services Company LP, KeyBank National Association and U.S. Bank Trust Company, National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the BANK5 2024-5YR8 PSA, the Benchmark 2024-V9 PSA, the Benchmark 2024-V7 PSA, the BMO 2024-5C4 PSA, the BBCMS 2024-5C29 PSA, the WFCM 2024-5C1 PSA and the Benchmark 2024-V6 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

10.  This report on Form 10-K does not include the servicer compliance statement (i) 3650 REIT Loan Servicing LLC, as special servicer for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA, (ii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2024-5YR8 PSA, pursuant to which the Stonebriar Centre mortgage loan was serviced, (iii) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2024-5YR8 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced, (iv) K-Star Asset Management LLC, as special servicer for the 1813 North Moore mortgage loan under the Benchmark 2024-V7 PSA, (v) Argentic Services Company LP, as special servicer for the GNL Industrial Portfolio mortgage loan under the BMO 2024- 5C4 PSA, (vi) KeyBank National Association, as master servicer under the BBCMS 2024-5C29 PSA, pursuant to which the Westshore Crossing mortgage loan is serviced, (vii) Argentic Services Company LP, as special servicer for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA, (viii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Park Parthenia mortgage loan was serviced, (ix) Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C1 PSA, pursuant to which the Park Parthenia mortgage loan is serviced, and (x) Argentic Services Company LP, as special servicer for the Park Parthenia mortgage loan under the WFCM 2024-5C1 PSA, because each of 3650 REIT Loan Servicing LLC, Wells Fargo Bank, National Association, Trimont LLC, K-Star Asset Management LLC, Argentic Services Company LP  and  KeyBank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the BANK 2024-5YR8 PSA, the Benchmark 2024-V9 PSA, the Benchmark 2024-V7 PSA, the BMO 2024-5C4 PSA, the BBCMS 2024-5C29 PSA, the WFCM 2024-5C1 PSA and the Benchmark 2024-V6 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from CWCapital Asset Management LLC (“CWCAM”) as special servicer under the BMO 2024-5C5 PSA on and after November 25, 2025:

From time to time, CWCAM, is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2024 (the “BMO 2024-5C5 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC (as successor to LNR Partners, LLC), as special servicer, BellOak LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated August 2, 2024, and filed by the registrant on August 15, 2024 under Commission File No. 333-255934-14, and is incorporated by reference herein). (See Explanatory Note 1)

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2024 (the “BANK 2024-5YR8 PSA”), by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated August 2, 2024, and filed by the registrant on August 2, 2024 under Commission File No. 333-255934-14, and is incorporated by reference herein). (See Explanatory Note 3)

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

(4.7) Pooling and Servicing Agreement, dated as of July 1, 2024 (the “WFCM 2024-5C1 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated August 2, 2024, and filed by the registrant on August 2, 2024 under Commission File No. 333-255934-14, and is incorporated by reference herein). (See Explanatory Note 7)

(4.8) Pooling and Servicing Agreement, dated as of March 1, 2024 (the “Benchmark 2024-V6 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated August 2, 2024, and filed by the registrant on August 2, 2024 under Commission File No. 333-255934-14, and is incorporated by reference herein). (See Explanatory Note 8)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2 LNR Partners, LLC, as special servicer prior to November 25, 2025

33.3 CWCapital Asset Management LLC, as special servicer on and after November 25, 2025

33.4 BellOak, LLC, as operating advisor

33.5 Computershare Trust Company, National Association, as certificate administrator and trustee

33.6 Computershare Trust Company, National Association, as custodian

33.7 Greystone Servicing Company LLC, as special servicer for the iPark Norwalk mortgage loan under the BANK5 2024- 5YR8 PSA.

33.8 Pentalpha Surveillance LLC, as operating advisor for the iPark Norwalk mortgage loan under the BANK5 2024- 5YR8 PSA.

33.9 Computershare Trust Company, National Association, as custodian for the iPark Norwalk mortgage loan under the BANK5 2024- 5YR8 PSA. (see Exhibit 33.6)

33.10 Computershare Trust Company, National Association, as trustee under the BANK5 2024- 5YR8 PSA, pursuant to which the iPark Norwalk mortgage loan is serviced. (see Exhibit 33.5)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 33.1)

33.12 Park Bridge Lender Services LLC, as operating advisor for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA.

33.13 Computershare Trust Company, National Association, as custodian for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 33.6)

33.14 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 33.5)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 33.1)

33.16 Park Bridge Lender Services LLC, as operating advisor for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 33.12)

33.17 Computershare Trust Company, National Association, as custodian for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 33.6)

33.18 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 33.5)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C4 PSA, pursuant to which the GNL Industrial Portfolio mortgage loan is serviced. (see Exhibit 33.1)

33.20 Pentalpha Surveillance LLC, as operating advisor for the GNL Industrial Portfolio mortgage loan under the BMO 2024- 5C4 PSA. (see Exhibit 33.8)

33.21 Computershare Trust Company, National Association, as custodian for the GNL Industrial Portfolio mortgage loan under the BMO 2024- 5C4 PSA. (see Exhibit 33.6)

33.22 Computershare Trust Company, National Association, as trustee under the BMO 2024- 5C4 PSA, pursuant to which the GNL Industrial Portfolio mortgage loan is serviced. (see Exhibit 33.5)

33.23 Park Bridge Lender Services LLC, as operating advisor for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 33.12)

33.24 Computershare Trust Company, National Association, as custodian for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 33.6)

33.25 Pentalpha Surveillance LLC, as operating advisor for the Park Parthenia mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 33.8)

33.26 Computershare Trust Company, National Association, as custodian for the Park Parthenia mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 33.6)

33.27 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the Park Parthenia mortgage loan is serviced. (see Exhibit 33.5)

33.28 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6, pursuant to which the Lexmark mortgage loan is serviced. (see Exhibit 33.1)

33.29 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan under the Benchmark 2024-V6. (see Exhibit 33.2)

33.30 Pentalpha Surveillance LLC, as operating advisor for the Lexmark mortgage loan under the Benchmark 2024-V6. (see Exhibit 33.8)

33.31 Computershare Trust Company, National Association, as custodian for the Lexmark mortgage loan under the Benchmark 2024-V6. (see Exhibit 33.6)

33.32 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V6, pursuant to which the Lexmark mortgage loan is serviced. (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 9)

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2 LNR Partners, LLC, as special servicer prior to November 25, 2025

34.3 CWCapital Asset Management LLC, as special servicer on and after November 25, 2025

34.4 BellOak, LLC, as operating advisor

34.5 Computershare Trust Company, National Association, as certificate administrator and trustee

34.6 Computershare Trust Company, National Association, as custodian

34.7 Greystone Servicing Company LLC, as special servicer for the iPark Norwalk mortgage loan under the BANK5 2024- 5YR8 PSA.

34.8 Pentalpha Surveillance LLC, as operating advisor for the iPark Norwalk mortgage loan under the BANK5 2024- 5YR8 PSA.

34.9 Computershare Trust Company, National Association, as custodian for the iPark Norwalk mortgage loan under the BANK5 2024- 5YR8 PSA. (see Exhibit 34.6)

34.10 Computershare Trust Company, National Association, as trustee under the BANK5 2024- 5YR8 PSA, pursuant to which the iPark Norwalk mortgage loan is serviced. (see Exhibit 34.5)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 34.1)

34.12 Park Bridge Lender Services LLC, as operating advisor for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA.

34.13 Computershare Trust Company, National Association, as custodian for the Stonebriar Centre mortgage loan under the Benchmark 2024-V9 PSA. (see Exhibit 34.6)

34.14 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 34.5)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 34.1)

34.16 Park Bridge Lender Services LLC, as operating advisor for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 34.12)

34.17 Computershare Trust Company, National Association, as custodian for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 34.6)

34.18 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 34.5)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C4 PSA, pursuant to which the GNL Industrial Portfolio mortgage loan is serviced. (see Exhibit 34.1)

34.20 Pentalpha Surveillance LLC, as operating advisor for the GNL Industrial Portfolio mortgage loan under the BMO 2024- 5C4 PSA. (see Exhibit 34.8)

34.21 Computershare Trust Company, National Association, as custodian for the GNL Industrial Portfolio mortgage loan under the BMO 2024- 5C4 PSA. (see Exhibit 34.6)

34.22 Computershare Trust Company, National Association, as trustee under the BMO 2024- 5C4 PSA, pursuant to which the GNL Industrial Portfolio mortgage loan is serviced. (see Exhibit 34.5)

34.23 Park Bridge Lender Services LLC, as operating advisor for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 34.12)

34.24 Computershare Trust Company, National Association, as custodian for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 34.6)

34.25 Pentalpha Surveillance LLC, as operating advisor for the Park Parthenia mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 34.8)

34.26 Computershare Trust Company, National Association, as custodian for the Park Parthenia mortgage loan under the WFCM 2024-5C1 PSA. (see Exhibit 34.6)

34.27 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C1 PSA, pursuant to which the Park Parthenia mortgage loan is serviced. (see Exhibit 34.5)

34.28 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6, pursuant to which the Lexmark mortgage loan is serviced. (see Exhibit 34.1)

34.29 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan under the Benchmark 2024-V6. (see Exhibit 34.2)

34.30 Pentalpha Surveillance LLC, as operating advisor for the Lexmark mortgage loan under the Benchmark 2024-V6. (see Exhibit 34.8)

34.31 Computershare Trust Company, National Association, as custodian for the Lexmark mortgage loan under the Benchmark 2024-V6. (see Exhibit 34.6)

34.32 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V6, pursuant to which the Lexmark mortgage loan is serviced. (see Exhibit 34.5)

35 Servicer compliance statement. (See Explanatory Note 10)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 LNR Partners, LLC, as special servicer prior to November 25, 2025

35.3 CWCapital Asset Management LLC, as special servicer on and after November 25, 2025

35.4 Computershare Trust Company, National Association, as certificate administrator

35.5 Greystone Servicing Company LLC, as special servicer for the iPark Norwalk mortgage loan under the BANK5 2024- 5YR8 PSA.

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V9 PSA, pursuant to which the Stonebriar Centre mortgage loan is serviced. (see Exhibit 35.1)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 35.1)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024- 5C4 PSA, pursuant to which the GNL Industrial Portfolio mortgage loan is serviced. (see Exhibit 35.1)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V6, pursuant to which the Lexmark mortgage loan is serviced. (see Exhibit 35.1)

35.10 LNR Partners, LLC, as special servicer for the Lexmark mortgage loan under the Benchmark 2024-V6. (see Exhibit 35.2)

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

Date: March 30, 2026